Form 10-Q
period 2026-09-30
LOGOOM TECHNOLOGIES, INC.
filed 2026-10-22
CIK 2124913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026.

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 333-271201

Logoom Technologies Inc.
(Exact name of registrant as specified in its charter)

Nevada	38-4365813
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

L. Avetisyan Street, Deadlock 2, Home 1, Balahovit, Kotayk, Armenia	2213
(Address of principal executive offices)	(Zip Code)

 +1 (719) 642-0914

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 common shares issued and outstanding as of October 19, 2026

LOGOOM TECHNOLOGIES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q, and stated in United States Dollars (US$). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2026 are not necessarily indicative of the results that can be expected for the full year.

Our condensed financial statements included in this Form 10-Q are as follows:

Page 4 Condensed Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025;

Page 5 Condensed Statements of Operations for the three and nine months ended September 30, 2026 and for the period from August 12, 2025 (inception) through September 30, 2025 (unaudited);

Page 6 Condensed Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2026 and for the period from August 12, 2025 (inception) through September 30, 2025 (unaudited);

Page 7 Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from August 12, 2025 (inception) through September 30, 2025 (unaudited);

Page 8 Notes to Condensed Financial Statements.

Logoom Technologies Inc.

Condensed Balance Sheets

	September 30, 2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash and Cash equivalents	$16,634	$3,523
Total current assets	16,634	3,523
Intangible Assets
IP Assets, net	6,404	7,462
Total Intangible Assets	6,404	7,462
Total assets	23,038	10,985

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$889	$2,000
Customer deposits	387	213
Stock Subscription Liability	15,000	-
Total current liabilities	16,276	2,213
Long-term liabilities
Due to related parties	25,000	6,000
Total long-term liabilities	25,000	6,000
Total liabilities	41,276	8,213

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,000,000 shares issued and outstanding as of December 31, 2025 and September 30, 2026.	12,000	12,000
Accumulated deficit	(30,238)	(9,228)
Total stockholders' Equity (Deficit)	(18,238)	2,772
Total liabilities and stockholders' Deficit	$23,038	$10,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

Logoom Technologies Inc.

Unaudited Condensed Statements of Operations

Period ended

	Nine months ended September 30, 2026	for the period from August 12, 2025 (inception) through September 30, 2025 (unaudited)	Three months ended September 30, 2026	for the period from August 12, 2025 (inception) through September 30, 2025 (unaudited)
Sales	$4,862	$-	$1,814	$-
Cost of Revenues	241	-	89	-
Gross Profit (Loss)	4,621	-	1,725	-

Operating expenses
Professional Fees	23,964	1,265	8,440	1,265
Amortization expense	1,058	236	353	236
General and administration	923	3,950	443	3,950
Total operating expenses	25,945	5,451	9,236	5,451
Net Loss from operations	(21,324)	(5,451)	(7,511)	(5,451)

Other income
Interest Income	314	-	113	-
Income taxes	-	-	-	-

Net Loss	$(21,010)	$(5,451)	$(7,398)	$(5,451)

Net loss per common share
Weighted average number of common outstanding shares	12,000,000	12,000,000	12,000,000	12,000,000
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Logoom Technologies Inc.

                                                  Unaudited Condensed Statement of Stockholders' Deficit

				Total
	Common Stock $0.001 Par Value		Accumulated equity	Stockholders' equity
	Shares	Amount	(Deficit)	(Deficit)
Stockholders' equity (Deficit)inception (August 2025)	-	$-	$-	$-
Issuance of common stock for Asset Purchase Agreement	12,000,000	12,000	-	12,000
Net loss for the period	-	-	(5,451)	(5,451)
Stockholders' equity (Deficit) September 30, 2025	12,000,000	$12,000	$(5,451)	$6,549

Net loss for the period	-	-	(3,777)	(3,777)
Stockholders' equity (Deficit) December 31, 2025	12,000,000	$12,000	$(9,228)	$2,772

Net loss for the period	-	-	(5,457)	(5,457)
Stockholders' Deficit March 31, 2026	12,000,000	12,000	(14,685)	(2,685)

Net loss for the period	-	-	(8,155)	(8,155)
Stockholders' Deficit June 30, 2026	12,000,000	12,000	(22,840)	(10,840)
Net loss for the period
	-	-	(7,398)	(7,398)
Stockholders' Deficit September 30, 2026	12,000,000	12,000	(30,238)	(18,238)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Logoom Technologies Inc.

Unaudited Condensed Statements of Cash Flows

	September 30, 2026	For the period from August 12, 2025 (inception) through September 30, 2025

Cash Flows from Operating Activities
Net loss	$(21,010)	$(5,451)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and Amortization	1,058	236
Expensed Assets from IP Agreement	-	3,950
Accounts Payable	(1,111)	1,265
Accruals	174	-
Net cash used in operating activities	(20,889)	-

FINANCING ACTIVITIES
Related party long-term liability	19,000	4,000
Stock Subscription Liability	15,000	-

Net cash provided by financing activities	34,000	4,000

NET CHANGE IN CASH	13,111	4,000

CASH, Beginning	3,523	-

CASH, Ending	$16,634	$4,000
SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH INVESTING AND FINANCING ACTIVITIES
Intellectual property acquired in exchange for shares	-	12,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Logoom Technologies Inc.

Notes to Unaudited Condensed Financial Statements as of September 30, 2026

1. Nature of the business

Logoom Technologies, Inc. (“the Company”) was incorporated under the Nevada Business Corporation Act. It is the second fiscal year of the Company. The Company was formed on August 12, 2025 in the Nevada State. The company is built as a SaaS product on AWS infrastructure, the Company unifies log collection, monitoring, and AI-driven analysis into a single, intuitive platform by combining ease of use, scalability, and artificial intelligence to turn raw machine data into actionable insights.

2. Significant accounting policies:

(a) Basis of presentation:

(i) Basis of accounting

These financial statements have been prepared in accordance with US GAAP and are in accordance with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

(b) Revenue recognition:

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs as performance obligations (e.g., providing access to software) are fulfilled, matching revenue to the period it's earned, not when cash hits the bank. Money received before service delivery (like an annual payment) is recorded as a liability (Customer Deposits - deferred/unearned revenue) and gradually recognized as revenue over the subscription period.

(c) Income Taxes

The components of income tax expense (benefit) for the periods ended September 30, 2026 are:

	September 30, 2026	September 30, 2025
Current:
Federal	0.00	0.00
State and Local	0.00	0.00
Foreign	0.00	0.00
Deferred:
Federal	0.00	0.00
State and Local	0.00	0.00
Total Tax Expense	0.00	0.00

(d) Future income taxes:

The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates deferred tax assets for realizability and records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(e) Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include valuation of accounts receivable and inventory. Actual results could differ from those estimates.

(f) Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company and the Company’s chief operating decision maker, the president, view the Company’s operations and manage its business in one operating segment.

(g) Cash & Cash Equivalents

The Company places its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. At times, deposits held may exceed the amount of insurance provided by the FDIC.

The Company has not experienced any losses in its cash and believes they are not exposed to any significant credit risk.

(h) Intangible Assets accounting policy

Intangible assets - non-physical, identifiable assets (software, patents, brands) are recognized because their future economic benefits are probable and cost is reliably measurable. They are initially recorded at cost of $8,050. The Company has determined that the fair value of the acquired intellectual property is more clearly evident and reliably measurable than the fair value of the common stock issued, given that the Company is privately held with no active market for its shares. The measurement of the acquired assets is based on the cost-basis of the assets as supported by third-party vendor invoices. Assets acquired with no alternative future use are expensed in the period acquired. Amortizable items, primarily intangible assets with finite, identifiable useful lives, are amortized by systematically spreading their cost as an expense over their expected economic lifespan. Items with indefinite live are tested annually for impairment. Gains or losses on disposal are recognized in the income statement.

•	Patents: These have a legal life (usually 20 years or the estimated economic life) and must be amortized over their useful life. They are rarely, if ever, considered indefinite.

•	Software: Software becomes obsolete quickly and must be amortized over its useful life (typically 3–5 years).

•	Brands/Trademarks: These can be indefinite-lived, but only if there is no foreseeable limit to the period over which they contribute to cash flows.

The Company follows the provisions of ASC 350, “Intangibles-Goodwill and Other”. Definite-lived intangible assets represent developed technology, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets relate to domain names owned by the Company.

Intangible assets with indefinite lives are tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the asset is impaired. Significant judgment is required in estimating fair values and performing indefinite-lived intangible asset impairment tests.

(i) Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

(j) Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

 • Level 1 Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. The Company uses Level 1 measurements to value the transactions when it issues shares, warrants, options and debt with beneficial conversion features.

 • Level 2 Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments. The Company did not rely on any Level 2 measurements for any of its transactions in the periods included in these financial statements.

 • Level 3 Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The Company did not rely on any Level 3 measurements for any of its transactions in the periods included in these financial statements.

(k) Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s condensed financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews condensed operating results to make decisions about allocating resources and assessing performance for the entire Company.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the requirements for interim financial statements and introduces a disclosure principle that requires entities to disclose significant events or changes occurring since the end of the most recent annual reporting period that have a material effect. The standard also provides a centralized list of all interim disclosure requirements to improve navigability. For the Company, this standard is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update, but does not expect the adoption to have a material impact on its financial position or results of operations.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections, clarifications, and minor improvements across a variety of Topics in the Accounting Standards Codification. Key clarifications include the calculation of diluted earnings per share in loss periods and the accounting for treasury stock retirements. These amendments are effective for the Company for annual reporting periods beginning after December 15, 2026. The Company may early adopt the amendments on an issue-by-issue basis. We do not anticipate that the adoption of this ASU will significantly affect our current accounting practices or financial statement disclosures.

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Intangible Assets

The Company’s intangible assets consist of source code, database, marketing lists and branding acquired through an asset acquisition from the shareholder and officer.

The Company had the following intangible assets as of September 30, 2026:

The details of the intangible assets	Total Cost	Total Amortization	Total Net Balance
Source code (frontend, backend, mobile apps, integrations, build scripts)	5,000	1,167	3,833
Database (schema, production data, seed/test data)	2,000	467	1,533
Email marketing lists (with consent records)	50	12	38
Branding (logos, design files, brand guidelines)	1,000	0	1,000
Total	8,050	1,646	6,404

The Company had the following intangible assets as of December 31, 2025:

The details of the intangible assets	Total Cost	Total Amortization	Total Net Balance
Source code (frontend, backend, mobile apps, integrations, build scripts)	5,000	417	4,583
Database (schema, production data, seed/test data)	2,000	167	1,833
Email marketing lists (with consent records)	50	4	46
Branding (logos, design files, brand guidelines)	1,000	0	1,000
Total	8,050	588	7,462

4. Going Concern

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2026, the Company had $16,634 cash on hand. At September 30, 2026, the Company has an accumulated deficit of $30,238. For the period ended September 30, 2026, the Company had a net loss of $21,010, and cash used in operations of $20,889. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital while it generates profitable operations. However, there is no guarantee the Company will generate profitable operations or raise capital to continue operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5. Net Earnings Per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows for the following periods ended:

	September 30,	September 30,
	2026	2025
Numerator
Net loss	$(21,010)	$(5,451)
Denominator
Weighted-average shares used to compute basic EPS	12,000,000	12,000,000
Weighted-average shares used to compute diluted EPS	12,000,000	12,000,000
Net (loss) earnings per share
Basic	$(0.00)	$(0.00)
Diluted	(0.00)	(0.00)

Net (loss) earnings available to participating securities were not significant for the periods ended September 30, 2026 and 2025.

6. Loan from Shareholders:

The amount of $25,000 as of September 30, 2026 and $6,000 as of December 31, 2025 advanced by the shareholder are non-interest bearing and have no specified terms of repayment. Due to the nature of the loan, it’s classified within long-term liabilities and not as "on demand".

7. Stock Subscription Liability

The Company is obligated to issue a maximum of 12,000,000 shares of Common Stock of the Company at a price of $0.01 per share (the "Shares") pursuant to the Company’s prospectus dated September 23, 2026 (the “Prospectus”), which forms part of the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission. The amounts of $15,000 as of September 30, 2026 received from the subscribers will were recorded as Stock Subscription Liability until the actual shares are issued, after which they’ll be moved to Equity.

8. Customer deposits

Customer deposits represent payments received in advance from customers for annual or recurring software-as-a-service (SaaS) subscription plans prior to the delivery of services. In accordance with ASC 606, Revenue from Contracts with Customers, these upfront cash receipts are recorded as a current liability upon collection and are systematically recognized as revenue over the applicable subscription period as performance obligations are satisfied. As of September 30, 2026, and December 31, 2025, customer deposits totaled $387 and $213, respectively.

9. Stockholders’ Deficit

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock. The Company had issued 12,000,000 and 12,000,000 and outstanding shares of common stock as of September 30, 2026 and December 31, 2025, respectively.

10. Subsequent events

In accordance with ASC Topic 855-10, the Company has analysed its operations subsequent to September 30, 2026, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should carefully review the “Risk Factors” section beginning on page 13 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements.

Forward-Looking Statements

These forward-looking statements speak only as of the date of this quarterly report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until we are either no longer an “emerging growth company” or we affirmatively and irrevocably opt out of the extended transition period. As a result of our election to rely on the extended transition period, our financial statements may not be comparable to the financial statements of other public companies. During this extended transition period we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company.

Overview

Our company was incorporated under the laws of the State of Nevada on August 12, 2025. We develop and operate Logoom.io, a cloud-based SaaS platform that enables organizations to collect, store, monitor, and analyze system log data. We are in the early stages of commercial operations and have generated only nominal revenue to date.

Results of Operations

For the Three and Nine Month Periods ended September 30, 2026

The following table summarizes our operating results for the three and nine month periods ended September 30, 2026:

	Three month Period ended September 30, 2026 (unaudited)	Nine month Period ended September 30, 2026 (unaudited)
Revenue	$1,814	$4,862
Cost of Sales	$89	$241
Gross Profit	$1,725	$4,621
Operating Expenses	$9,236	$25,945
Net Loss from operations	$(7,511)	$(21,324)

Revenue and Cost of Sales

During the three and nine month periods ended September 30, 2026, we generated revenues of $1,814 and $4,862 with costs of sales of $89 and $241 resulting in gross margins of $1,725 and $4,621. We generated revenues primarily from the sale of our cloud-based platform that enables organizations to collect, store, and analyze system log data.

Operating Expenses

During the three and nine month periods ended September 30, 2026, we incurred expenses of $9,236 and $25,945 entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, and product development. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the preparation of the registration statement for the public offering of the shares of our common stock.

For the period from August 12, 2025 (inception) through December 31, 2025

The following table summarizes our operating results for the period from August 12, 2025 (date of inception) to December 31, 2025:

From August 12, 2025 (inception) to December 31, 2025 (audited)
Revenue	$599
Cost of Sales	$46
Gross Profit	$553
Operating Expenses	$9,811
Net Loss	$(9,228)

Revenue and Cost of Sales

During the period from August 12, 2025 (date of inception) to December 31, 2025, we generated revenues of $599 with cost of sales of $46 resulting in gross margin of $553. We generated revenues primarily from the sale of our cloud-based platform that enables organizations to collect, store, and analyze system log data.

Operating Expenses

During the period from August 12, 2025 (date of inception) to December 31, 2025, we incurred expenses of $9,811 entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, and product development. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the preparation of the registration statement for the public offering of the shares of our common stock.

Management anticipates that operating expenses will increase in future periods as we expand marketing efforts and invest in product development.

Because we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

	As at September 30, 2026 (unaudited)	As at December 31, 2025 (audited)
Current assets:	$16,634	$3,523
Current liabilities:	$16,276	$2,213
Working capital:	$358	$1,310

As at September 30, 2026, we had cash of $ 16,634 and working capital of $358. As at December 31, 2025, we had cash of $3,523 and working capital of $1,310. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require additional capital to fund product development, marketing, and operations. Management projects that we will need approximately $120,000 to fund our operating expenditures for the next twelve-month period, allocated as follows:

■	Legal and accounting: $34,000
■	Salaries: $6,000
■	Marketing and partnership initiatives: $25,000
■	Software engineering and feature development: $30,000
■	Cloud infrastructure and automation: $25,000
■	Total: $120,000

We currently do not have committed sources of additional financing beyond this offering and possible loans from our director. The issuance of additional equity securities may result in significant dilution to our stockholders. There is no assurance that additional financing will be available on commercially reasonable terms, or at all. If we are unable to obtain sufficient financing, we may be forced to scale back or cease operations.

Going Concern

As shown in the accompanying financial statements, we have an accumulated deficit of $30,238 since inception, and a working capital of $1,310 as at December 31, 2025 and working capital of $358 as at September 30, 2026. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through this offering. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Our company derives revenue from the sale of our cloud-based platform that enables organizations to collect, store, and analyze system log data. In accordance with ASC 606 Revenue from Contracts with Customers revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s condensed financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews condensed operating results to make decisions about allocating resources and assessing performance for the entire Company.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the requirements for interim financial statements and introduces a disclosure principle that requires entities to disclose significant events or changes occurring since the end of the most recent annual reporting period that have a material effect. The standard also provides a centralized list of all interim disclosure requirements to improve navigability. For the Company, this standard is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update, but does not expect the adoption to have a material impact on its financial position or results of operations.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections, clarifications, and minor improvements across a variety of Topics in the Accounting Standards Codification. Key clarifications include the calculation of diluted earnings per share in loss periods and the accounting for treasury stock retirements. These amendments are effective for the Company for annual reporting periods beginning after December 15, 2026. The Company may early adopt the amendments on an issue-by-issue basis. We do not anticipate that the adoption of this ASU will significantly affect our current accounting practices or financial statement disclosures.

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) lack of control environment.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2026 and subsequent fiscal periods : (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and create control environment. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from the Form S-1 registration statement filed on August 31, 2026)
3.2	Bylaws (Incorporated by reference from the Form S-1 registration statement filed on August 31, 2026)

(10)	Material Contracts

14.1	Code of Ethics (Incorporated by reference from the Form S-1 registration statement filed on August 31, 2026)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Age	Position
Garnik Giloyan	36	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

